Form 10QSB/A
period 2005-03-31
ATLAS AMERICA SERIES 25-2004 A L P
filed 2005-06-16
CIK 1283810

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ATLAS AMERICA SERIES 25-2004(A) L.P.
(Name of small business issuer in its charter)

Delaware	55-0856393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:   (412) 262-2830

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

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$10,900	$2,800
Total current liabilities	10,900	2,800

Asset retirement obligation	673,400	663,400

Partners’ capital:
Managing General Partner	9,884,700	9,849,700
Investor Partners (1,106.76 units)	27,624,800	27,927,200
	37,509,500	37,776,900
	$38,193,800	$38,443,100

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31,
2005
REVENUES:
Natural gas and oil sales	$2,354,100
Total revenues	2,354,100

COSTS AND EXPENSES:
Production expenses	200,800
Depletion and depreciation of oil and gas properties	1,045,500
Accretion of asset retirement obligation	10,000
General and administrative expenses	27,400
Total expenses	1,283,700
Net earnings	$1,070,400

Allocation of net earnings :

Managing general partner	$503,300
Investor partners	$567,100
Net earnings per investor partnership unit	$512

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
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

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Series 25-2004(A) L.P. (“the Partnership”) as of and for the three months ended March 31, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership began operations on March 29, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating its allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At March 31, 2005, the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2.2 million at both March 31, 2005 and December 31, 2004 which is included in Accounts Receivable - affiliate, on the Balance Sheet.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

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

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ended March 31, 2005 is as follows:

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

Comprehensive Income

The Partnership is subject to the provisions of SFAS No.130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production or straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

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
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 were $18,100.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2005 were $65,200.

•
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

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the period ended March 31, 2005, sales to UGI Energy Services, Inc. and First Energy Solutions Corporation (which is now Amerada Hess Corporation) accounted for 73% and 23% respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the period ended March 31, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES”  “ANTICIPATES”  “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF FORM 10. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (continued)

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

Three Months Ended
March 31,
2005
Production revenues (in thousands)
Gas	$2,228
Oil	$126

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	3,407
Oil (barrels (“bbls”)/day)	32

Average sales prices:
Gas (per mcf)	$7.27
Oil (per bbl)	$44.12

Average production costs:
As a percent of sales	9%
(per mcf equivalent unit)	$.62

Depletion per mcfe	$3.23

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (continued)

Critical Accounting Policies (continued)

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

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

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

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