Form 10QSB
period 2005-09-30
ATLAS AMERICA SERIES 25-2004 A L P
filed 2005-11-15
CIK 1283810

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Index

PART I

ITEM 1.	FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$774,000	$100
Accounts receivable - affiliate	2,650,900	2,179,800
Total current assets	3,424,900	2,179,900

Oil and gas properties (successful efforts)	35,683,200	37,703,800
Less accumulated depletion and depreciation	(5,165,000)	(1,440,600)
	30,518,200	36,263,200
	$33,943,100	$38,443,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,900	$2,800
Total current liabilities	13,900	2,800

Asset retirement obligation	693,300	663,400

Partners’ capital:
Managing General Partner	7,582,300	9,849,700
Limited Partners (1,106.76 units)	25,653,600	27,927,200
	33,235,900	37,776,900
	$33,943,100	$38,443,100

The accompanying notes are an integral part of these financial statements

Index

 ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
REVENUES:
Natural gas and oil sales	$2,582,700	$212,300	$8,413,000	$212,300
Total revenues	2,582,700	212,300	8,413,000	212,300

COSTS AND EXPENSES:
Production expenses	303,100	34,100	804,300	35,200
Depletion and depreciation of oil and gas properties	1,121,500	―	3,724,400	―
Accretion of asset retirement obligation	10,000	―	29,900	―
General and administrative expenses	55,200	5,900	126,600	6,900
Total expenses	1,489,800	40,000	4,685,200	42,100
Net earnings	$1,092,900	$172,300	$3,727,800	$170,200

Allocation of net earnings:
Managing general partner	$694,900	$60,300	$1,940,100	$59,600
Limited partners	$398,000	$112,000	$1,787,700	$110,600
Net earnings per limited partnership unit	$359	$101	$1,615	$100

The accompanying notes are an integral part of these financial statements

Index

 ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at January 1, 2005	$9,849,700	$27,927,200	$37,776,900

Participation in revenues and expenses:
Net production revenues	2,663,000	4,945,700	7,608,700
Depletion and depreciation	(668,100)	(3,056,300)	(3,724,400)
Accretion of asset retirement obligation	(10,500)	(19,400)	(29,900)
General and administrative	(44,300)	(82,300)	(126,600)
Net earnings	1,940,100	1,787,700	3,727,800

MGP adjusted asset contribution	(2,020,600)	─	(2,020,600)

Distributions	(2,186,900)	(4,061,300)	(6,248,200)

Balance at September 30, 2005	$7,582,300	$25,653,600	$33,235,900

The accompanying notes are an integral part of these financial statements

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Cash flows from operating activities:
Net earnings	$3,727,800		$170,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	3,724,400		―
Accretion of asset retirement obligation	29,900		―
Increase in accounts receivable - affiliate	(471,100)		(171,900)
Increase in accrued liabilities	11,100		1,700
Net cash provided by operating activities	7,022,100		―

Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner	―		(27,601,100)
Net cash used in investing activities	―		(27,601,100)

Cash flows from financing activities:
Partners distribution	(6,248,200)		―
Partners’ capital contributions	―		27,601,200
Net cash used in financing activities	(6,248,200)		27,601,200

Net increase in cash and cash equivalents	773,900		100
Cash and cash equivalents at beginning of period	100		―
Cash and cash equivalents at end of period	$774,000		$100

Supplemental schedule of non-cash investing and financing activities:

Managing General Partner adjusted asset contributions:
Lease cost included in oil and gas properties	$(141,300)	$	―
Tangible equipment cost included in oil and gas properties	(1,977,200)		―
Intangible drilling cost included in oil and gas properties	97,900		―
	$(2,020,600)	$	―
The accompanying notes are an integral part of these financial statements

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Series 25-2004(A) L.P. (“the Partnership”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on March 29, 2004. The Partnership’s first production revenues were received in July 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating its allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,759,600 at September 30, 2005 and $1,435,000 at December 31, 2004 which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months			Nine Months
	2005	2004		2005	2004

Asset retirement obligation at beginning of period	$683,300	$	―	$663,400	$	―
Accretion expense	10,000		―	29,900		―
Total asset retirement obligation at end of period	$693,300	$	―	$693,300	$	―

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2005 and 2004..

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2005 the Partnership had $807,700 in deposits at one bank of which $707,700 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $16,500 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Oil and gas properties consist of the following

	At September 30, 2005	At December 30, 2004

Capitalized costs of properties:
Proved properties	$732,500	$873,800
Wells and related equipment	34,950,700	36,830,000
	35,683,200	37,703,800

Accumulated depreciation and depletion	(5,165,000)	(1,440,600)
	$30,518,200	$36,263,200

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

For the period ending September 30, 2005, the managing general partner’s contribution was changed due to the wells actual costs paid by the managing general partner for their share of the tangibles was lower than originally estimated.

The change from projected costs to actual costs resulted in a negative adjustment to the oil and gas properties and the managing general partner capital contribution.

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2005 and 2004 were $26,300 and $4,500, respectively; and $67,900 and $5,100 for the nine months ended September 30, 2005 and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2005 and 2004 were $96,400 and $17,700, respectively; and $248,800 and $18,800 for the nine months ended September 30, 2005 and 2004, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29 - $.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended September 30, 2005 and 2004 were $141,300 and $11,100, respectively; and $386,700 and $11,100 for the nine months ended September 30, 2005 and 2004, respectively.

•	Adjusted asset contributions from the managing general partner which are included on the Statement of Cash Flows for the nine months ended September 30, 2005 are $2,020,600.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to UGI Energy Services, Inc. accounted for 76% of total revenues. No other customer accounted for 10% or more of our total revenues for the nine months ended September 30, 2005.

Index

ATLAS AMERICA SERIES 25-2004(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the limited partners.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 ON FORM 10. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

Results of Operations

The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on March 29, 2004. The Partnership’s first production revenues were received in July 2004.

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

Index

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Production revenues (in thousands)
Gas	$2,499		$210	$8,046		$210
Oil	$84		$2	$367		$2
	$2,583		$212	$8,413		$210
Production volumes:
Gas (thousands of cubic feet “mcf”) /day)	3,925		349	4,152		176
Oil (barrels (“bbls”)/day)	16		1	27		―

Average sales prices:
Gas (per mcf)	$6.92		$6.54	$7.10		$6.54
Oil (per bbl)	$58.30		$40.50	$50.13		$40.50

Average production costs:
As a percent of sales	12%		17%	10%		16%
Per mcf equivalent unit (“mcfe”)	$.82		$1.08	$.68		$1.05
Depletion per mcfe	$3.03	$	―	$3.16	$	―

Revenues. Our natural gas revenues were $2,498,800 and $210,000 for the three months ended September 30, 2005 and 2004, respectively, and $8,046,400 and $210,000 for the nine months ended September 30, 2005 and 2004, respectively, resulting in an increase of $2,288,800 (1,090%) for the three months ended and an increase of $7,836,400 (3,732%) for the nine months ended September 30, 2005 and 2004, respectively. The increase for the three months ended September 30, 2005 was due to an increase in production volumes to 3,925 mcf per day from 349 mcf per day for the three months ended September 30, 2004, an increase of 3,576 mcf per day (1,025%) and an increase in the average sales price we received for our natural gas to $6.92 for the three months ended September 30, 2005 as compared to $6.54 for the three months ended September 30, 2004, an increase of $.38 per mcf (6%). The increase for the nine months ended September 30, 2005 was due to an increase in production volumes to 4,152 mcf per day from 176 mcf per day for the nine months ended September 30, 2004, an increase of 3,976 mcf per day (2,259%) and an increase in average sales price to $7.10 for the nine months ended September 30, 2005 as compared to $6.54 for the nine months ended September 30, 2004, an increase of $.56 per mcf (9%). The $2,288,800 increase in gas revenue for the three months ended September 30, 2005 as compared to the prior year similar period was attributable to a $2,149,800 increase in production volumes, and a $139,000 increase in natural gas sale prices. The $7,836,400 increase in gas revenue for the nine months ended September 30, 2005 as compared to the prior year similar period was attributable to a $7,198,700 increase in production volumes, and a $637,700 increase in natural gas sale prices. The overall increase in gas production volumes for the nine months ended September 30, 2005 results primarily from all wells being on-line as compared to the prior year similar period.

Expenses. Production expenses were $303,100 and $34,100 for the three months ended September 30, 2005 and 2004, respectively; an increase of $269,000 (789%). Production expenses were $804,300 and $35,200 for the nine months ended September 30, 2005 and 2004, respectively, an increase of $769,100 (2,185%). The increase in production expenses for the three and nine months ended September 30, 2005 as compared to the prior year similar periods are primarily attributable to increases in variable expenses due to higher production volumes from all wells being on-line.

General and Administrative expenses for the three months ended September 30, 2005 and 2004 were $55,200 and $5,900, respectively. For the nine months ended September 30, 2005 and 2004 these expenses were $126,600 and $6,900, respectively. These expenses include legal and audit fees as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing.

Index

Liquidity and Capital Resources. Cash provided by operating activities was $7,022,100 for the nine months ended September 30, 2005, which includes net earnings, depletion and depreciation, accretion and increases in accounts receivables and accrued liabilities.

Cash used in financing activities was $6,248,200 for the nine months ended September 30, 2005, which is directly related to distributions to our partners. Our first distribution was November 5, 2004.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

Index

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25-2004(A) L.P.

By:	(Signature and Title):	Atlas Resources, Inc., Managing General Partner

By:	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	November 14, 2005

By:	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date:	November 14, 2005