Form 10QSB
period 2006-06-30
ATLAS AMERICA SERIES 25-2004 A L P
filed 2006-08-14
CIK 1283810

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA SERIES #25-2004 (A) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-14

Item 3:	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6:	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004(A) L.P.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$862,200	$2,300
Accounts receivable-affiliate	2,338,500	4,846,900
Hedge receivable short-term-affiliate	672,300	182,500
Total current assets	3,873,000	5,031,700

Oil and gas properties, net	28,163,500	30,018,000

Hedge receivable long-term-affiliate	904,100	―
	$32,940,600	$35,049,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,000	$22,500
Hedge liability short-term-affiliate	―	17,800
Total current liabilities	11,000	40,300

Asset retirement obligation	1,168,100	1,147,000
Hedge liability long-term-affiliate	1,114,900	798,300

Partners’ capital:
Managing general partner	7,503,600	8,366,000
Limited partners (1,106.76 units)	22,681,500	25,331,800
Accumulated comprehensive income (loss)	461,500	(633,700)
	30,646,600	33,064,100
	$32,940,600	$35,049,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$2,542,800	$3,476,200	$6,012,800	$5,830,300
Total revenues	2,542,800	3,476,200	6,012,800	5,830,300

COSTS AND EXPENSES:
Production expenses	479,800	300,400	886,000	501,200
Depletion	830,200	1,557,400	1,856,100	2,602,900
Accretion of asset retirement obligation	10,600	9,900	21,100	19,900
General and administrative expenses	41,400	44,000	77,300	71,400
Total expenses	1,362,000	1,911,700	2,840,500	3,195,400

Net earnings	$1,180,800	$1,564,500	$3,172,300	$2,634,900

Allocation of net earnings:
Managing general partner	$577,600	$741,900	$1,477,000	$1,245,200
Limited partners	$603,200	$822,600	$1,695,300	$1,389,700
Net earnings per limited partnership unit	$545	$743	$1,532	$1,256

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$8,366,000	$25,331,800	$(633,700)	$33,064,100

Participation in revenues and expenses:
Net production revenues	1,794,400	3,332,400	―	5,126,800
Depletion	(282,900)	(1,573,200)	―	(1,856,100)
Accretion of asset retirement obligation	(7,400)	(13,700)	―	(21,100)
General and administrative	(27,100)	(50,200)	―	(77,300)
Net earnings	1,477,000	1,695,300	―	3,172,300

Other comprehensive income	―	―	1,095,200	1,095,200

Distributions to partners	(2,339,400)	(4,345,600)	―	(6,685,000)

Balance at June 30, 2006	$7,503,600	$22,681,500	$461,500	$30,646,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,172,300		$2,634,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,856,100		2,602,900
Accretion of asset retirement obligation	21,100		19,900
Decrease (increase) in accounts receivable - affiliate	2,508,400		(1,742,000)
(Decrease) increase in accrued liabilities	(11,500)		12,500
Net cash provided by operating activities	7,546,400		3,528,200

Cash flows from investing activities:
Purchase of tangible equipment	(4,600)		―
Proceeds from sale of tangible equipment	3,100		―
Net cash used in investing activities	(1,500)		―

Cash flows from financing activities:
Distributions to partners	(6,685,000)		(3,528,300)
Net cash used in financing activities	(6,685,000)		(3,528,300)

Net increase (decrease) in cash and cash equivalents	859,900		(100)
Cash and cash equivalents at beginning of period	2,300		100
Cash and cash equivalents at end of period	$862,200	$	―

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Series 25-2004(A) L.P. (“the Partnership”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating its allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,612,800 at June 30, 2006 and $2,255,000 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA SERIES 25-2004(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Asset retirement obligation at beginning of period	$1,157,500	$673,400	$1,147,000	$663,400
Accretion expense	10,600	9,900	21,100	19,900
Total asset retirement obligation at end of period	$1,168,100	$683,300	$1,168,100	$683,300

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $885,200 in deposits at one bank of which $785,200 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $18,900 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$747,700	$747,700
Wells and related equipment	35,779,000	35,777,400
	36,526,700	36,525,100

Accumulated depletion	(8,363,200)	(6,507,100)
	$28,163,500	$30,018,000

ATLAS AMERICA SERIES 25-2004(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 and 2005 were $28,300 and $23,500, respectively; and $56,000 and $41,600 for the six months ended June 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $289 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2006 and 2005 were $107,000 and $87,200, respectively; and $208,600 and $152,400 for the six months ended June 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are payable at rates ranging from $.29 - $.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended June 30, 2006 and 2005 were $306,600 and $143,200, respectively; and $550,700 and $245,400 for the six months ended June 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the balance sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$1,180,800	$1,564,500	$3,172,300	$2,634,900
Other comprehensive income:
Unrealized holding gain on hedging contracts	835,100	―	1,537,000	―
Less: reclassification adjustment for (gain)
realized in net earnings	(243,300)	―	(441,800)	―
	591,800	―	1,095,200	―
Comprehensive income	$1,772,600	$1,564,500	$4,267,500	$2,634,900

ATLAS AMERICA SERIES 25-2004(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (July 2005). Since inception of the program the MGP has not been required to subordinate any of it’s revenues to the investor partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 2,757,500 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. There were no such open contracts at June 30, 2005. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $461,500. Of the $461,500 net gains in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $672,300 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $210,800 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $243,300 and $441,800 for the three and six months ended June 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments.

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset (Liability) (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	482,600	$9.67	$672
2008	1,051,300	8.76	(394)
2009	874,600	8.69	34
2010	349,000	8.61	149

Total asset			$461

ATLAS AMERICA SERIES 25-2004(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)
____________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,576	$1,576	$182	$182
	$1,576	$1,576	$182	$182
Liabilities
Derivative instruments	$(1,115)	$(1,115)	$(816)	$(816)
	$461	$461	$(634)	$(634)

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on March 29, 2004, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent oil, which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production revenues (in thousands):
Gas	$2,523	$3,319	$5,959	$5,548
Oil	$20	$157	$54	$283
Total	$2,543	$3,476	$6,013	$5,831

Production volumes:
Gas (mcf/day) (2)	3,113	5,119	3,371	4,268
Oil (bbls/day) (2)	3	33	5	32
Total (mcfe/day) (2)	3,131	5,317	3,401	4,460

Average sales prices:
Gas (per mcf) (1) (2)	$8.91	$7.12	$9.77	$7.18
Oil (per bbl) (2)	$68.73	$51.89	$63.96	$48.12

Average production costs:
As a percent of sales	19%	9%	15%	9%
Per mcfe (2)	$1.68	$.62	$1.44	$.62

Depletion per mcfe	$2.91	$3.23	$3.02	$3.22

(1)	The average sales price per mcf before the effects of hedging was $8.93 for the six months ended June 30, 2006. There were no hedging transactions in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $2,523,000 and $3,319,100 for the three months ended June 30, 2006 and 2005, respectively, resulting in a decrease of $796,100 (24%). This decrease was due to a decrease in production volumes to 3,113 mcf per day for the three months ended June 30, 2006 from 5,119 mcf per day for the three months ended June 30, 2005, a decrease of 2,006 mcf per day (39%), partially offset by an increase in the average sales price we received for our natural gas to $8.91 for the three months ended June 30, 2006 as compared to $7.12 for the three months ended June 30, 2005, an increase of $1.79 per mcf (25%). The $796,100 decrease in gas revenue for the three months ended June 30, 2006 as compared to the prior year similar period was attributable to a $1,301,100 decrease in production volumes, partially offset by a $505,000 increase in natural gas sale prices.

Our natural gas revenues were $5,958,900 and $5,547,600 for the six months ended June 30, 2006 and 2005, respectively, resulting in an increase of $411,300 (7%). This increase was due to an increase in the average sales price to $9.77 for the six months ended June 30, 2006 as compared to $7.18 for the six months ended June 30, 2005, an increase of $2.59 per mcf (36%), partially offset by a decrease in production volumes to 3,371 mcf per day for the six months ended June 30, 2006 from 4,268 mcf per day for the six months ended June 30, 2005, a decrease of 897 mcf per day (21%). The $411,300 increase in gas revenue for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to a $1,165,600 decrease in production volumes, partially offset by a $1,576,900 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $19,800 and $157,100 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $137,300 (87%) and $53,900 and $282,700 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $228,800 (81%). These decreases resulted from a 90% and 86% decrease in production volumes for the three and six months ended June 30, 2006 and 2005, respectively, partially offset by increases of 32% and 33% in the average sales price, for the three and six months ended June 30, 2006 and 2005, respectively. The $228,800 decrease in the oil revenues for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to $13,400 in price increases, which are driven by market conditions, partially offset by $242,200 attributable to volume decreases.

Expenses. Production expenses were $479,800 and $300,400 for the three months ended June 30, 2006 and 2005, respectively, an increase of $179,400 (60%). Production expenses were $886,000 and $501,200 for the six months ended June 30, 2006 and 2005, respectively, an increase of $384,800 (77%). These increases were primarily attributable to an increase in transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 33% and 45% in the three months ended June 30, 2006 and 2005, respectively, and 31% and 45% for the six months ended June 30, 2006 and 2005, respectively. This percentage change is directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $41,400 and $44,000, respectively a decrease of $2,600 (6%). For the six months ended June 30, 2006 and 2005 these expenses were $77,300 and $71,400, respectively an increase of $5,900 (8%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. The overall increase was primarily due to higher outside fees charged for services as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $4,018,200 in the six months ended June 30, 2006 to $7,546,400 compared to $3,528,200 for the six months ended June 30, 2005. This increase was primarily due to a decrease in accounts receivable-affiliate and an increase in net earnings offset by a decrease in depletion for the current period as compared to the prior year similar period.

Cash used in financing activities increased $3,156,700 during the six months ended June 30, 2006 to $6,685,000 from $3,528,300 for the six months ended June 30, 2005. This was entirely due to higher distributions to the partners as a result of an increase in net earnings.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" on Form10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the last quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series #25-2004 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer