Form 10-K
period 2010-12-31
ATLAS AMERICA SERIES 25-2004 A L P
filed 2011-03-30
CIK 1283810

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

ATLAS AMERICA SERIES 25-2004 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K

PAGE
PART I

Item 1: Business	3-5

Item 2: Properties	5-9

Item 3: Legal Proceedings	10

Item 4: (Removed and Reserved)	10

PART II

Item 5: Market for Registrant’s Common Equity and Related Security Holder Matters	10-11

Item 7: Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-14

Item 8: Financial Statements	15-34

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 9A: Controls and Procedures	35

Item 9B: Other Information	35

PART III

Item 10: Directors and Executive Officers of the Registrant	36-37

Item 11: Executive Compensation	37

Item 12: Security Ownership of Certain Beneficial Owners and Management	37

Item 13: Certain Relationships and Related Party Transactions	38

Item 14: Principal Accountant Fees and Services	38

PART IV

Item 15: Exhibits	39

SIGNATURES	40

EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

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
PART I

ITEM 1.	BUSINESS
General. We are a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC, serving as our Managing General Partner (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.
We have drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC, for administrative services. See Item 11 “Executive Compensation.”
We received total cash subscriptions from investors of $27,601,100, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreements. Our MGP contributed leases, tangible equipment, and paid all syndication and offering costs for a total capital contribution of $11,674,600. We have drilled 141 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Appalachia Shale geological formations in Pennsylvania and Tennessee.
Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through third-party gas gathering systems. The majority of our natural gas and oil is delivered into the Laurel Mountain Midstream, LLC (“Laurel Mountain”) gas gathering system, a joint venture between APL and the Williams Companies, Inc. (NYSE: WMB). Laurel Mountain owns and operates all of APL’s previously owned northern Appalachian assets. Upon formation of the joint venture in May 2009, Atlas Energy entered into a new gas gathering agreement with Laurel Mountain, whereby Atlas Energy remits to Laurel Mountain a range generally from $0.35 per thousand cubic feet (“Mcf”) to the amount of the competitive gathering fee (which is currently defined as 16% of the gross sales price received for our gas).

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $313 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery, and sale of natural gas and oil, such as:
•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records’ and
•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. At December 31, 2010 our MGP had not withheld any funds for this purpose.
Our wells will continue to produce until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Properties” for information concerning our wells.
Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas is sold as discussed in Item 2 “Properties.” During 2010 and 2009, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production.
While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Properties” regarding the marketing of our natural gas and oil.
Governmental Regulation. The energy industry, in general, is heavily regulated by federal and state authorities, including regulation of production, environmental quality, and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.
Regulation of oil and gas producing activities. State regulatory agencies, where a producing natural gas well is located, provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil, and Gas, and our oil and gas operations in Tennessee are regulated by the Tennessee Department of Environment and Conservation and the Division of Geology.

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
Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners’ or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.
We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities must also comply with various federal, state, and local laws not mentioned, including those covering the discharge of materials into the environment or otherwise relating to the protection of the environment.
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
Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:
Atlas America Series 25-2004 (A) L.P.
Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA 15108

ITEM 2.	PROPERTIES
Drilling Activity. For the years ended December 31, 2010 and 2009, we did not drill any wells nor do we expect to do so in future years.
Summary of Producing Wells. The table below presents the number of our producing gross and net wells at December 31, 2010 in which we have a working interest. All wells are located on the Appalachian Basin.

	Number of Producing Wells
	Gross	Net

Gas	126	118.05
Oil	11	11.00

Total	137	129.05

Production. The following table presents the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the periods indicated.

Year					Production Cost
Ended	Production		Average Sales Price		(Lifting Cost)
December 31,	Oil (bbls)(1)	Gas (mcf)(1)	per bbl(1) (3) (5)	per mcf(1) (3) (4)	per mcfe(1) (2)
2010	1,900	278,100	$76.98	$6.77	$3.35
2009	2,900	341,500	$60.93	$7.75	$2.91

(1)	“Mcf” represents one thousand cubic feet of natural gas. “Mcfe” represents a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).

(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

(3)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(4)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $343,500 and $98,700 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

(5)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $6,000 and $5,900 for the years ended December 31, 2010 and 2009. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

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

The Partnership adopted these revised requirements December 31, 2009.

The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties. For the years ended December 31, 2010 and 2009, we based our estimates of proved reserves on the 12-month unweighted average price of the first-day-of-the-month price for each calendar month and then applied any basis and British Thermal Units (“btu”) differentials specifically applicable to each oil and gas property based on location and pricing details. The following table summarizes the natural gas and oil prices used in the estimation of proved reserves:

	December 31,
	2010	2009
Natural gas (per mcf)	$4.38	$3.87
Oil ( per bbl)	79.43	61.18
Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, we retained Wright & Company a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K. Results of production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by our independent petroleum engineering firm in preparing their reports. The amounts and timing of future operating costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 and standardized measure values as representative of the current or future fair market value of our proved natural gas and oil properties. PV-10 and standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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

	At December 31,
	2010	2009

Natural gas reserves — proved developed reserves (Mcf) (1) (2) (4)	1,840,800	2,531,800
Oil reserves — proved developed reserves (Bbl) (1) (2) (4)	5,200	4,700

Total proved reserves (Mcfe)	1,872,000	2,560,000

PV-10 estimate of cash flows of proved reserves (3)(4)	$2,365,500	$3,019,000

PV-10 estimate per limited partner unit (5)	$1,389	$1,773

Undiscounted estimate per limited partner unit (5)	$2,078	$2,742

(1)
“Proved reserves” generally refers to the estimated quantities of crude oil, and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

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

Acreage. The table below presents, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2010. There was no undeveloped acreage at December 31, 2010.

	Developed Acreage
Location	Gross(1)	Net(2)
Pennsylvania	2,550	2,446
Tennessee	80	80

Total	2,630	2,526

(1)	A “gross” acre is an acre in which we own a working interest.

(2)	A “net” acre represents the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
Delivery Commitments. Atlas Energy markets our natural gas supply, which is principally located in the Appalachian region, primarily to Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and to third-party natural gas purchasers or marketers. We are not required to provide any fixed and determinable quantities of gas under any agreement.
The pricing arrangements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission, or NYMEX, spot market price. The total price received for our gas is a combination of the monthly NYMEX spot price plus a basis adjustment. For example, the NYMEX spot price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”
Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The price paid by Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price. Also, Atlas Energy’s hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future. The overall portion of our natural gas and oil portfolio that is hedged changes from time to time.
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
Holders. As of December 31, 2010, we had 646 unit holders.
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

During the years ended December 31, 2010 and 2009, we distributed the following:
•	$721,800 and $1,451,000 to our limited partners; and
•	$388,600 and $781,300 to our managing general partner, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS
The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.
We are a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC, serving as our Managing General Partner (Atlas Resources or “MGP). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formation, and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.
Results of Operations. The following table sets forth information related to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2010	2009
Production revenues (in thousands):
Gas	$1,538	$2,549
Oil	137	169

Total	$1,675	$2,718

Production volumes:
Gas (mcf/day) (1)	762	936
Oil (bbls/day) (1)	5	8

Total (mcfe/day) (1)	792	984

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.77	$7.75
Oil (per bbl) (1) (4)	$76.98	$60.93

Average production costs:
As a percent of revenues	58%	38%
Per mcfe (1)	$3.35	$2.91

Depletion per mcfe	$2.62	$4.01

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $343,500 and $98,700 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $6,000 and $5,900 for the years ended December 31, 2010 and 2009. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $1,538,400 and $2,548,700 for the years ended December 31, 2010 and 2009, respectively, a decrease of $1,010,300 (40%). The $1,010,300 decrease in natural gas revenues for the year ended December 31, 2010 as compared to the prior year period was attributable to a $537,000 decrease in natural gas sales prices after the effect of financial hedges which were driven by market conditions, and a $473,300 decrease in production volumes. Our production volumes decreased to 762 mcf per day for the year ended December 31, 2010 from 936 mcf per day for the year ended December 31, 2009, a decrease of 174 mcf per day (19%). The overall decrease in natural gas production volumes for the year ended December 31, 2010 resulted primarily from the normal decline inherent in the life of a well.
The price we receive for our natural gas is primarily a result of the index driven agreement with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and our other natural gas purchasers. See Item 2 “Properties.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $136,500 and $169,300 for the years ended December 31, 2010 and 2009, respectively, a decrease of $32,800 (19%). The $32,800 decrease in oil revenues for the year ended December 31, 2010 as compared to the prior year period was attributable to a $60,300 decrease in production volumes, partially offset by a $27,500 increase in oil prices. Our production volumes decreased to 5 bbls per day for the year ended December 31, 2010 from 8 bbls per day for the year ended December 31, 2009, a decrease of 3 bbls per day (38%).
Expenses. Production expenses were $969,300 and $1,043,300 for the years ended December 31, 2010 and 2009, respectively, a decrease of $74,000 (7%). The decrease for the year ended December 31, 2010 was primarily due to lower transportation expenses, which were affected by a decrease in production volumes.
Depletion expense of our oil and gas properties as a percentage of oil and gas revenues was 45% for the year ended December 31, 2010 as compared to 53% for the year ended December 31, 2009. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
There was no impairment for the year ended December 31, 2010. Impairment of oil and gas properties for the year ended December 31, 2009 was $8,008,100. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. This charge is based on reserve quantities, future market values and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.
General and administrative expenses for the years ended December 31, 2010 and 2009 were $155,600 and $159,500, respectively, a decrease of $3,900 (2%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the timing and billing of the costs and services provided by the partnership.

Liquidity and Capital Resources. Cash provided by operating activities decreased $990,800 in the year ended December 31, 2010 to $1,069,400 as compared to $2,060,200 for the year ended December 31, 2009. This decrease was primarily due to a decrease in net earnings before depletion, net non-cash gain on derivative value, impairment, and accretion of $720,400 and by the change in accounts receivable-affiliate which decreased operating cash flows by $220,300 in the year ended December 31, 2010 as compared to the year ended December 31, 2009.
Cash used in financing activities decreased $1,121,900 during the year ended December 31, 2010 to $1,110,400 from $2,232,300 for the year ended December 31, 2009. This decrease was due to a decrease in cash distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through December 31, 2010, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Critical Accounting Policies
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include depletion and depreciation, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. We summarize our significant accounting policies within our financial statements included in Item 8, “Financial Statements.” The critical accounting policies and estimates we have identified are discussed below.
Impairment of Long-Lived Assets. The cost of oil and gas properties, less estimated salvage value, is depleted on the units-of-production method and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States of America and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. During 2010, we did not recognize an impairment charge. During 2009, we recognized an impairment charge of 8,008,100, net of an offsetting gain in accumulated other comprehensive income of $539,300.

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
Reserve Estimates. Our estimates of proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas, and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect partnership distributions. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing natural gas, and oil prices, mechanical difficulties, governmental regulation, and other factors, many of which are beyond our control.
Asset Retirement Obligations. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation, and abandonment of our operating assets. We also estimate the salvage value of equipment recoverable upon abandonment. Projecting future retirement cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of reserves, future labor and equipment rates, future inflation rates and a credit adjusted risk free rate. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our oil and gas properties. A decrease in salvage values or an increase in dismantlement, restoration, reclamation, and abandonment costs from those we have estimated, or changes in their estimates or costs, could reduce our gross profit from operations.
Working Interest. Our Partnership Agreement establishes that revenues and expenses will be allocated to our MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). Our MGP is also provided an additional working interest of 7% as provided in our agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Atlas America Series #25-2004 (A) L.P.
We have audited the accompanying balance sheets of Atlas America Series #25-2004 (A) L.P. (a Delaware Limited Partnership) as of December 31, 2010 and 2009, and the related statements of operations, comprehensive income (loss), changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Series #25-2004 (A) L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 30, 2011

ATLAS AMERICA SERIES 25-2004 (A) L.P.
BALANCE SHEETS
DECEMBER 31,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$82,100	$123,100
Accounts receivable-affiliate	308,400	508,500
Short-term hedge receivable due from affiliate	331,800	379,300

Total current assets	722,300	1,010,900

Oil and gas properties, net	8,153,400	8,510,700
Long-term hedge receivable due from affiliate	324,200	312,100

	$9,199,900	$9,833,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,900	$42,100
Short-term hedge liability due to affiliate	2,700	4,600

Total current liabilities	14,600	46,700

Asset retirement obligation	1,880,500	1,426,600
Long-term hedge liability due to affiliate	56,700	47,500

Partners’ capital:
Managing general partner	2,452,200	2,791,900
Limited partners (1,106.76 units)	4,454,500	5,486,400
Accumulated other comprehensive income	341,400	34,600

Total partners’ capital	7,248,100	8,312,900

	$9,199,900	$9,833,700

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES
Natural gas and oil	$1,674,900	$2,718,000

Total revenues	1,674,900	2,718,000

COST AND EXPENSES
Production	969,300	1,043,300
Depletion	758,600	1,439,200
Impairment of oil and gas properties	—	8,008,100
Accretion of asset retirement obligations	85,600	73,200
General and administrative	155,600	159,500

Total expenses	1,969,100	10,723,300

Net loss	$(294,200)	$(8,005,300)

Allocation of net (loss) earnings:
Managing general partner	$15,900	$(1,283,700)

Limited partners	$(310,100)	$(6,721,600)

Net loss per limited partnership unit	$(280)	$(6,073)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009

Net loss	$(294,200)	$(8,005,300)
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	502,100	(433,700)
Less: reclassification adjustment for gains realized in net loss	(195,300)	(898,000)

Total other comprehensive income (loss)	306,800	(1,331,700)

Comprehensive income (loss)	$12,600	$(9,337,000)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at December 31, 2008	$4,856,900	$13,659,000	$1,366,300	$19,882,200

Participation in revenue and expenses:
Net production revenues	586,100	1,088,600	—	1,674,700
Depletion	(272,500)	(1,166,700)	—	(1,439,200)
Impairment of oil and gas properties	(1,515,900)	(6,492,200)	—	(8,008,100)
Accretion of asset retirement obligations	(25,600)	(47,600)	—	(73,200)
General and administrative	(55,800)	(103,700)	—	(159,500)

Net loss	(1,283,700)	(6,721,600)	—	(8,005,300)

Other comprehensive loss	—	—	(1,331,700)	(1,331,700)

Distributions to partners	(781,300)	(1,451,000)	—	(2,232,300)

Balance at December 31, 2009	$2,791,900	$5,486,400	$34,600	$8,312,900

Participation in revenue and expenses:
Net production revenues	246,900	458,700	—	705,600
Depletion	(146,500)	(612,100)	—	(758,600)
Accretion of asset retirement obligations	(30,000)	(55,600)	—	(85,600)
General and administrative	(54,500)	(101,100)	—	(155,600)

Net earnings (loss)	15,900	(310,100)	—	(294,200)

Other comprehensive income	—	—	306,800	306,800

Asset contributions	33,000	—	—	33,000

Distributions to partners	(388,600)	(721,800)	—	(1,110,400)

Balance at December 31, 2010	$2,452,200	$4,454,500	$341,400	$7,248,100

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(294,200)	$(8,005,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	758,600	1,439,200
Non-cash loss (gain) on derivative	349,500	(434,600)
Impairment of oil and gas properties	—	8,547,400
Accretion of asset retirement obligation	85,600	73,200
Decrease in accounts receivable-affiliate	200,100	420,400
(Decrease) increase in accrued liabilities	(30,200)	19,900

Net cash provided by operating activities	1,069,400	2,060,200

Cash flows from financing activities:
Distributions to partners	(1,110,400)	(2,232,300)

Net cash used in financing activities	(1,110,400)	(2,232,300)

Net decrease in cash and cash equivalents	(41,000)	(172,100)
Cash and cash equivalents at beginning of period	123,100	295,200

Cash and cash equivalents at end of period	$82,100	$123,100

Supplemental Schedule of Noncash Investing and Financing Activities:

Asset retirement obligation revision	$368,300	$133,000

Assets contributed by managing general partner:
Tangible equipment	$12,200	$—
Intangible drilling costs	20,800	—

	$33,000	$—

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
NOTE 1 — DESCRIPTION OF BUSINESS
Atlas America Series #25-2004 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on January 21, 2004, with Atlas Resources, LLC serving as its Managing General Partner and Operator (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc. (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P. and assumed control of Atlas Resources.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the years ended December 31, 2010 and 2009 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2010 and 2009 the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.
Supplemental Cash Flow Information
The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2010 and 2009.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2010, the Partnership had $85,100 in deposits at one bank none of which was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2009, the Partnership had $127,800 in deposits at one bank none of which was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.
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
DECEMBER 31, 2010 AND 2009
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
During the year ended December 31, 2010, the Partnership did not recognize an asset impairment. During the year ended December 31, 2009, the Partnership recognized a $8,008,100 asset impairment related to oil and gas properties, net of an offsetting gain in accumulated other comprehensive income of $539,300. This impairment related to the carrying amount of these oil and gas properties being in excess of its estimate of their fair value at December 31, 2009. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices.
Working Interest
The Partnership Agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
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

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition (Continued)
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at December 31, 2010 and December 31, 2009 of $214,800 and $352,900, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Asset Retirement Obligation
The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities, or asset retirement obligations (see Note 5). The Partnership recognizes a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of the liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
Environmental Matters
The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part, certain environmental expenditures. For the years ended December 31, 2010 and 2009, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources, that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive income (loss),” and for the Partnership include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards
In April 2010, the FASB issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries — Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, its adoption did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.
In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The requirements of Update 2010-09 were applied upon its adoption, and it did not have an impact on the Partnership financial position, results of operations or related disclosures.
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The requirements of Update 2010-06 were applied upon its adoption on January 1, 2010 and it did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.
Major Customers
The Partnership’s natural gas is sold under contract to various purchasers. For the year ended December 31, 2010, sales to Colonial Energy, Inc., Conoco Phillips Company, Equitable Gas, Sequent Energy Management, and Interstate Gas Supply, Inc. accounted for 16%, 14%, 14%, 14%, and 13% of total revenues, respectively. For the year ended December 31, 2009, sales to Colonial Energy, Inc, Conoco Phillips Company, UGI Energy Services, Inc., Interstate Gas Supply, and Equitable Gas accounted for 27%, 18%, 12%, 11%, and 11% of total revenues, respectively. No other customers accounted for 10% or more of total revenues for the years ended December 31, 2010 and 2009.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
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
NOTE 3 — PARTICIPATION IN REVENUES AND COSTS
The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners

Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	35%	65%
Operating costs, administrative costs, direct and all other costs (2)	35%	65%
Intangible drilling costs	0.68%	99.32%
Tangible equipment costs	70.59%	29.41%

(1)
Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues and the MGP revenue percentage may not exceed 35%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.
NOTE 4 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	December 31,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$716,500	$716,500
Wells and related equipment	35,109,800	34,708,500

	35,826,300	35,425,000

Accumulated depletion	(27,672,900)	(26,914,300)

	$8,153,400	$8,510,700

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 5 — ASSET RETIREMENT OBLIGATION
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
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Years Ended
	December 31,
	2010	2009

Asset retirement obligation at beginning of year	$1,426,600	$1,220,400
Revision in estimate	368,300	133,000
Accretion expense	85,600	73,200

Asset retirement obligations at end of year	$1,880,500	$1,426,600

NOTE 6 — DERIVATIVE INSTRUMENTS
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
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
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
Derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value. The Partnership reflected a net derivative asset on its balance sheets of $596,600 at December 31, 2010, however unrealized gain of $255,200 recognized in income results in a net accumulated other comprehensive income balance of $341,400. The unrealized gain of $255,200 is comprised of $223,200 and $32,000 from 2009 and 2008 impairments, respectively. Of the remaining $341,400 net unrealized gain in accumulated other comprehensive income at December 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $191,500 of gains to the Partnership’s Statements of Operations over the next twelve month period as these contracts expire. Aggregate gains of $149,900 will be reclassified to the Partnership’s Statements of Operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010 and December 31, 2009, as well as the gain or loss recognized in the Statements of Operations for effective derivative instruments for the years ended December 31, 2010 and 2009:
Fair Value of Derivative Instruments:

		Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	December 31,	December 31,	Balance sheet	December 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity Contracts	Current Assets	$331,800	$379,300	Current liabilities	$(2,700)	$(4,600)
	Long-Term Assets	324,200	312,100	Long-term liabilities	(56,700)	(47,500)

Total Derivatives		$656,000	$691,400		$(59,400)	$(52,100)

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statement of Operations:

	Gain/(Loss)			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Net Loss
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Twelve Months Ended		Reclassified from Accumulated	Twelve Months Ended
Cash Flow	December 31,	December 31,	OCI into Loss	December 31,	December 31,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$502,100	$(433,700)	Natural Gas and Oil Revenue	$195,300	$898,000

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
In December 2010, the MGP, on behalf of the Partnership, allocated approximately $1,800 in net proceeds from the early settlement of natural gas derivative positions for production periods during 2012. The gain realized upon the early terminations of these derivative positions is reported in accumulated other comprehensive income and will be reclassified to the Partnership’s Statements of Operations in the same periods in which the hedged production revenues would have been recognized in earnings. The $1,800 in net proceeds is recorded in the hedge receivable balance on the Partnership’s balance sheet at December 31, 2010.
As of December 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset (2)

2011	95,500	$6.964	$233,900
2012	53,700	7.485	128,300
2013	34,900	6.803	48,300
2014	16,300	5.942	6,500

			$417,000

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset/(Liability)(2)

2011	Puts purchased	46,700	$6.535	$97,500
2011	Calls sold	46,700	7.653	(1,200)
2012	Puts purchased	28,800	6.102	43,300
2012	Calls sold	28,800	7.328	(7,300)
2013	Puts purchased	48,900	5.862	70,500
2013	Calls sold	48,900	7.043	(31,100)
2014	Puts purchased	16,900	5.705	24,100
2014	Calls sold	16,900	6.811	(15,900)

				$179,900

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)(1)	(per Bbl)(1)	Liability(3)

2011	100	$87.703	$(700)
2012	100	87.299	(600)
2013	50	87.632	(100)
2014	—	—	—

			$(1,400)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)(1)	(per Bbl)(1)	Asset/(Liability)(3)

2011	Puts purchased	100	$76.818	$200
2011	Calls sold	100	100.965	(500)
2012	Puts purchased	100	76.143	300
2012	Calls sold	100	101.596	(600)
2013	Puts purchased	50	76.148	100
2013	Calls sold	50	102.587	(200)
2014	Puts purchased	—	—	—
2014	Calls sold	—	—	—

				$(700)

			Total Net Asset	$594,800

(1)	MMBTU represents million British Thermal Units. “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value.
Level 1—	Unadjusted quoted prices in active markets for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2—	Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3—	Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 6). The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 5).
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well, per month. Administrative costs incurred for the years ended December 31, 2010 and 2009 were $108,800 and $100,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $313 per well, per month in 2010 and 2009, for operating and maintaining the wells. Well supervision fees incurred for the years ended December 31, 2010 and 2009 were $450,000 and $413,600, respectively.

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the years ended December 31, 2010 and 2009 were $220,900 and $318,800, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership’s Statements of Operations are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs incurred for the years ended December 31, 2010 and 2009 were $345,200 and $370,300, respectively.

•	Assets contributed by the MGP, which are disclosed in the Partnership’s Statements of cash flows as a non-cash activity for the year ended December 31 2010, were $33,000.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 10% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.
Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month; per well to cover estimated future plugging and abandonment costs. As of December 31, 2010, the MGP has not withheld any such funds.
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
DECEMBER 31, 2010 AND 2009
NOTE 10 — NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(1) Capitalized Costs Related to Oil and Gas Producing Activities
The following table presents the capitalized costs related to natural gas and oil producing activities at the periods indicated:

	December 31,
	2010	2009
Leasehold interest	$716,500	$716,500
Wells and related equipment	35,109,800	34,708,500
Accumulated depletion	(27,672,900)	(26,914,300)

Net capitalized cost	$8,153,400	$8,510,700

(2) Oil and Gas Reserve Information
The preparation of the Partnership’s natural gas and oil reserve estimates were completed in accordance with its prescribed internal control procedures, which include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, the Partnership retained Wright & Company, independent, third-party reserves engineers, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report was prepared in accordance with generally accepted petroleum engineering and evaluation principles.
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

ATLAS AMERICA SERIES 25-2004 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 10 — NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance at December 31, 2008	4,624,400	4,300
Production	(341,500)	(2,900)
Revisions to previous estimates	(1,751,100)	3,300

Balance at December 31, 2009	2,531,800	4,700
Production	(278,100)	(1,900)
Revisions to previous estimates	(412,900)	2,400

Balance at December 31, 2010	1,840,800	5,200

NOTE 11 — SUBSEQUENT EVENTS
Atlas Energy, Inc. Asset Acquisition
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and parent of the general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formation, and other assets (“Asset Acquisition”). As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the Asset Acquisition, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby each share of Atlas Energy was converted into the right to receive $38.25 in cash as well as a pro rata distribution of all AHD common units owned by Atlas Energy, and Atlas Energy became a wholly-owned subsidiary of Chevron (“Merger”). Subsequent to the Merger, AHD changed its name to Atlas Energy, L.P.
Laurel Mountain Sale
Concurrently with the completion of the Asset Acquisition, APL, an affiliate of the MGP, completed its sale to Atlas Energy Resources, LLC of its 49% non-controlling interest in the Laurel Mountain joint venture.
Hedge Monetization
In conjunction with the “Asset Acquisition,” Atlas Energy monetized all derivative contracts related to natural gas and oil production. The Partnership will share in the total available hedge gains with all other Partnerships sponsored by the MGP. Each Partnership will participate in the monetized funds based on its production volumes during the period of the original derivative contracts.

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
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2010 was effective.
This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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
Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of the MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	55	Chairman of the Board of Directors, Chief Executive Officer and President
Jeffrey C. Simmons	52	Executive Vice President — Operations and a Director
Jack L. Hollander	54	Senior Vice President — Direct Participation Programs
Sean P. McGrath	39	Chief Financial Officer
With respect to the biographical information set forth below:
•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas Energy have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas Energy it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas Energy as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

Freddie M. Kotek has been an Executive Vice President since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and has served as an Executive Vice President since October 2009. He has also served as Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was our Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.
Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas Energy, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jack L. Hollander. Senior Vice President — Direct Participation Programs since January 2002 and before that he served as Vice President — Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President — Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Sean P. McGrath Chief Financial Officer. Mr. McGrath was Chief Accounting Officer of Atlas Energy and Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath served as Chief Accounting Officer of Atlas Pipeline Holdings GP, LLC from January 2006 until November 2009 and as Chief Accounting Officer of Atlas Pipeline Partners GP, LLC from May 2005 until November 2009. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 until 2005. Mr. McGrath is a Certified Public Accountant.
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
Code of Business Conduct and Ethics. Because the partnership does not directly employ any persons, the MGP has determined that the Partnership will rely on a Code of Business Conduct and Ethics adopted by Atlas Energy and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the managing general partner generally. You may obtain a copy of this Code of Business Conduct and Ethics by a request to the MGP at Atlas Resources, LLC, Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108.

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
As of December 31, 2010, we had 1,107 units outstanding. Mr. Jack Hollander, an officer of our MGP owns .58 units, which equals a partnership interest of .034%. Mr. Freddie Kotek, an officer of our MGP owns 1.00 unit, which equals a partnership interest of .059%. Although, subject to certain conditions, investor partners may present their units to us beginning in 2010 for purchase, the MGP is not obligated by the Partnership Agreement to purchase more than 10% of our total outstanding units in any calendar year. The MGP is owned 100% by Atlas Energy Resources, LLC, whose ultimate parent is Atlas Energy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Oil and Gas Revenues. Our MGP is allocated 35% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 15% of our subscriptions, its payment of 70.59% of the tangible costs of drilling and completing our wells and its contributions to us of all of our oil and gas leases. These capital contributions from our MGP totaled $11,674,600. During the years ended December 31, 2010 and 2009, our MGP received $246,900 and $586,100, respectively, from our net production revenues.
Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed fee reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which is proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the years ended December 31, 2010 and 2009, our MGP received $108,800 and $100,100, respectively, for administrative costs.
Direct Costs. Our MGP and its affiliates are reimbursed by us for all direct costs expended by them on our behalf. During the years ended December 31, 2010 and 2009, reimbursed our MGP $345,200 and $370,300, respectively, for direct costs.
Well Charges. Our MGP, as operator, of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $313 per well per month in 2010 and 2009, subject to an annual adjustment for inflation. The well supervision fees were proportionately reduced to the extent we acquired less than 100% of the working interest in a well. For the years ended December 31, 2010 and 2009, our MGP received $450,000 and $413,600, respectively, for well supervision fees.
Transportation Fees. We pay gathering fees to our MGP at a competitive rate for each mcf of natural gas transported. The transportation rate is generally 13% of the natural gas sales price. For the years ended December 31, 2010 and 2009, $220,900 and $318,800, respectively, was paid to our MGP for gathering fees. In turn, our MGP paid 100% of these amounts to Atlas Energy, for the use of its gathering system in transporting a majority of our natural gas production.
Other Compensation. For the year ended December 31, 2010, our MGP did not advance any funds to us, or did they provide us with any equipment, supplies, or other services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such years were $33,200 and $31,600, respectively.
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of Atlas Energy, Inc. responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.

PART IV

ITEM 15.	EXHIBITS
EXHIBIT INDEX

		Description	Location

4	(a)	Certificate of Limited Partnership for Atlas America Series 25-2004 (A) L.P.	Previously filed in our Form S-1 on June 30, 2004.

4	(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Series 25-2004 (A) L.P.	Previously filed in our Form S-1 on June 30, 2004.

4	(c)	Drilling and Operating Agreement for Atlas America Series 25-2004 (A) L.P.	Previously filed in our Form S-1 on June 30, 2004.

23.1		Consent of Wright and Company, Inc.

31.1		Rule 13a-14(a)/15(d) — 14 (a) Certification

31.2		Rule 13a-14(a)/15(d) — 14 (a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

99.1		Summary Revenue Report

(1)	Filed on April 29, 2005 in the Form S-1 Registration Statement dated April 29, 2005, File No. 0-51272

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas America Series 25-2004 (A) L.P.

Atlas Resources, LLC, Managing General Partner
Date: March 30, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: March 30, 2011	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President — Operations

Date: March 30, 2011	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Financial Officer
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.