Form 10-Q
period 2012-09-30
ATLAS AMERICA SERIES 25-2004 (A) L.P.
filed 2012-11-09
CIK 1283810

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ATLAS AMERICA SERIES 25-2004 (A) L.P.

(A DELAWARE LIMITED PARTNERSHIP)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ATLAS AMERICA SERIES 25-2004 (A) L.P.

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$61,500
Accounts receivable trade-affiliate	286,100	295,700
Accounts receivable monetized gains-affiliate	77,900	127,400
Short-term hedge receivable	1,700	—

Total current assets	365,700	484,600

Oil and gas properties, net	3,100,600	3,386,700
Long-term receivable monetized gains-affiliate	11,500	83,300
Long-term hedge receivable	10,900	—

	$3,488,700	$3,954,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,600	$8,800

Total current liabilities	11,600	8,800

Asset retirement obligation	2,146,700	2,067,700

Partners’ capital:
Managing general partner	899,200	1,005,000
Limited partners (1,106.76 units)	440,600	873,100
Accumulated other comprehensive loss	(9,400)	—

Total partners’ capital	1,330,400	1,878,100

	$3,488,700	$3,954,600

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Natural gas, oil and liquid gas	$379,500	$403,400	$881,500	$1,110,500

Total revenues	379,500	403,400	881,500	1,110,500

COSTS AND EXPENSES
Production	232,700	215,800	619,900	608,600
Depletion	112,600	230,100	286,100	640,200
Accretion of asset retirement obligation	26,300	28,200	79,000	84,600
General and administrative	41,300	41,200	120,700	117,400

Total expenses	412,900	515,300	1,105,700	1,450,800

Net loss	$(33,400)	$(111,900)	$(224,200)	$(340,300)

Allocation of net (loss) income:
Managing general partner	$3,100	$(24,700)	$(40,700)	$(73,500)

Limited partners	$(36,500)	$(87,200)	$(183,500)	$(266,800)

Net loss per limited partnership unit	$(33)	$(79)	$(166)	$(241)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(33,400)	$(111,900)	$(224,200)	$(340,300)
Other comprehensive loss:
Unrealized holding gain (loss) on hedging contracts	(7,600)	—	(9,400)	8,400
MGP portion of non-cash loss on hedge instruments	—	—	—	82,400
Difference in estimated hedge gains receivable	16,600	7,900	62,700	27,100
Less: reclassification adjustment for gains realized in net loss	(16,600)	(48,200)	(62,700)	(206,800)

Total other comprehensive loss	(7,600)	(40,300)	(9,400)	(88,900)

Comprehensive loss	$(41,000)	$(152,200)	$(233,600)	$(429,200)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2012

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total
Balance at January 1, 2012	$1,005,000	$873,100	$—	$1,878,100

Participation in revenues and expenses:
Net production revenues	84,700	176,900	—	261,600
Depletion	(55,600)	(230,500)	—	(286,100)
Accretion of asset retirement obligation	(27,600)	(51,400)	—	(79,000)
General and administrative	(42,200)	(78,500)	—	(120,700)

Net loss	(40,700)	(183,500)	—	(224,200)

Other comprehensive loss	—	—	(9,400)	(9,400)

Distributions to partners	(65,100)	(249,000)	—	(314,100)

Balance at September 30, 2012	$899,200	$440,600	$(9,400)	$1,330,400

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(224,200)	$(340,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	286,100	640,200
Non-cash loss on hedge instruments	99,300	80,400
Accretion of asset retirement obligation	79,000	84,600
Decrease in accounts receivable – affiliate	9,600	31,000
Increase in accrued liabilities	2,800	700

Net cash provided by operating activities	252,600	496,600

Cash flows from financing activities:
Distributions to partners	(314,100)	(522,400)

Net cash used in financing activities	(314,100)	(522,400)

Net decrease in cash and cash equivalents	(61,500)	(25,800)
Cash and cash equivalents at beginning of period	61,500	82,100

Cash and cash equivalents at end of period	$—	$56,300

Supplemental schedule of non-cash financing activities:

Distribution to Managing General Partner	$—	$82,400

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Atlas America Series 25-2004 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “the MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On February 17, 2011, Atlas Energy L.P., formerly known as Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS), a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

In March 2012, Atlas Energy contributed to ARP, a newly-formed exploration and production master limited partnership, substantially all of Atlas Energy’s natural gas and oil development and production assets and its partnership management business, including ownership of the MGP. Atlas Energy also distributed an approximate 19.6% limited partner interest in ARP to its unitholders, retaining a 78.4% limited partner interest. Atlas Energy also owns ARP’s general partner, which owns a 2% general partner interest and all of the incentive distribution rights in ARP.

The Partnership has drilled and currently operates wells located in Pennsylvania and Tennessee. The Partnership has no employees and relies on MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through third-party gas gathering systems. The Partnership does not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2011 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results of operations for the year ended December 31, 2012.

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

September 30, 2012

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2012 and 2011 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2012 and December 31, 2011, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $286,100 and $640,200 for the nine months ended September 30, 2012 and 2011, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	September 30,	December 31,
	2012	2011
Proved properties:
Leasehold interests	$716,500	$716,500
Wells and related equipment	35,184,200	35,184,200

	35,900,700	35,900,700

Accumulated depletion and impairment	(32,800,100)	(32,514,000)

Oil and gas properties, net	$3,100,600	$3,386,700

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount of that asset to its estimated fair value if such carrying amount exceeds the fair value.

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There was no impairment charge recognized during the three and nine months ended September 30, 2012. During the year ended December 31, 2011, the Partnership recognized an impairment charge of $3,700,700, net of an offsetting gain in accumulated other comprehensive income of $134,200.

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

September 30, 2012

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Partnership generally sells natural gas and crude oil at prevailing market prices. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. On average, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of working interest and/or overriding royalty.

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2012 and December 31, 2011 of $215,500 and $210,200, respectively, which were included in accounts receivable-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“Update 2012-04”). The amendments in this update are presented in two sections – Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in Section A correct differences between source literature and the Accounting Standards Codification (“ASC”), provide clarification of guidance through updating wording, correcting references, or a combination of both, and move guidance from its current location in the ASC to a more appropriate location. The amendments in Section B are intended to conform terminology and clarify certain guidance in various Topics of the ASC to fully reflect the fair value measurement and disclosure requirements of Topic 820. The amendments do not introduce any new fair value measurements and are not intended to result in a change in the application of the requirements in Topic 820 or fundamentally change other principles of U.S. GAAP. The amendments in Update 2012-04 that do not have transition guidance are effective upon issuance and those amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted the requirements of Update 2012-04 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures. The Partnership also believes the transition guidance will have no impact on its financial position, results of operations or related disclosures upon its effective date of January 1, 2013.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22 (SEC Update) (“Update 2012-03”). Update 2012-03 codified amendments and corrections to the ASC for various SEC paragraphs pursuant or related to 1) the issuance of Staff Accounting Bulletin (“SAB”) 114; 2) the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release No. 3350-9250, 34-65052, and IC-29748 August 8, 2011; 3) ASU 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update); and 4) other various Status Sections. As Update 2012-03 did not provide a required adoption date, the Partnership adopted the requirements of Update 2012-03 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards (Continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“Update 2011-12”). The amendments in this update effectively defer the implementation of the changes made in Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”), related to the presentation of reclassification adjustments out of accumulated other comprehensive income. Under Update 2011-05 which was issued by the FASB in June 2011, entities are provided the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under each methodology, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of Update 2011-12, entities are required to disclose reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to Update 2011-05. All other requirements in Update 2011-05 are not affected by Update 2011-12. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Accordingly, entities are not required to comply with presentation requirements of Update 2011-05 related to the disclosure of reclassifications out of accumulated other comprehensive income. The Partnership included separate but consecutive statements of operations and comprehensive income (loss) within this Form 10-Q upon the adoption of these ASUs on January 1, 2012. The adoption had no material impact on the Partnership’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“Update 2011-11”). The amendments in this update require an entity to disclose both gross and net information about both financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. An entity shall disclose at the end of a reporting period certain quantitative information separately for assets and liabilities that are within the scope of Update 2011-11, as well as provide a description of the rights of setoff associated with an entity’s recognized assets and recognized liabilities subject to an enforceable master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership has elected to early adopt these requirements and updated its disclosures to meet these requirements effective January 1, 2012. The adoption had no material impact on the Partnership’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Update 2011-04”). The amendments in Update 2011-04 revise the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements in U.S. GAAP. For many of the amendments, the guidance is not necessarily intended to result in a change in the application of the requirements in Topic 820; rather it is intended to clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As a result, Update 2011-04 aims to provide common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. The Partnership updated its disclosures to meet these requirements upon the adoption of Update 2011-04 on January 1, 2012). The adoption had no material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Asset retirement obligation at beginning of period	$2,120,400	$1,936,900	$2,067,700	$1,880,500
Accretion expense	26,300	28,200	79,000	84,600

Asset retirement obligation at end of period	$2,146,700	$1,965,100	$2,146,700	$1,965,100

NOTE 4—DERIVATIVE INSTRUMENTS

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

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2012, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Strike	Asset (2)
	(mmbtu) (1)	(per mmbtu) (1)
2012	3,633	$2.800	$100
2013	10,899	3.450	2,300
2014	9,083	3.800	3,100
2015	7,266	4.000	3,200
2016	7,266	4.150	3,900

			$12,600

(1)	“Mmbtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following tables summarize the fair value of the Partnership’s derivative instruments as of September 30, 2012, as well as the gain or loss recognized in the statements of operations for the three and nine months ended September 30, 2012 and 2011:

Fair Value of Derivative Instruments:

		Fair Value
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	September 30, 2012
Derivative Commodity Contracts	Current Assets	$1,700
	Long-Term Assets	10,900

	Current liabilities	—
	Long-term liabilities	—

	Total	$12,600

Effects of Derivative Instruments on Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Loss) gain recognized in accumulated OCI	$(7,600)	$—	$(9,400)	$8,400

Gain reclassified from accumulated OCI into income	$16,600	$48,200	$62,700	$206,800

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

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

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the nine months ended September 30, 2012 and 2011 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized the derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through drilling partnerships. As of September 30, 2012 and December 31, 2011, the Partnership recorded a receivable from the monetized derivative instruments of $82,800 and $127,400 in accounts receivable monetized gains-affiliate, respectively, and $28,500 and $83,300 in long-term receivable monetized gains-affiliate, respectively, with the corresponding net unrealized gains in accumulated other comprehensive loss on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term. The monetized gains included on the Partnership’s balance sheets are allocable to the limited partners only.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2012, the put premiums were recorded as short-term and long-term payables to affiliate of $4,900 and $17,000, respectively. Furthermore, the put premium liabilities were included in accounts receivable monetized gains-affiliate and long-term receivable monetized gains-affiliate, respectively, in the Partnership’s balance sheets. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

The following table summarizes the gross fair values of the Partnership’s derivative and affiliate balances, presenting the impact of offsetting the related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts	Gross Amounts	Net Amount of Assets
	of Recognized	Offset in the	Presented in the
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets
As of September 30, 2012
Accounts receivable monetized gains-affiliate	$82,800	$(4,900)	$77,900
Long-term accounts receivable monetized gains-affiliate	28,500	(17,000)	11,500

Total	$111,300	$(21,900)	$89,400

As of December 31, 2011
Accounts receivable monetized gains-affiliate	$127,400	$—	$127,400
Long-term accounts receivable monetized gains-affiliate	83,300	—	83,300

Total	$210,700	$—	$210,700

	Gross Amounts	Gross Amounts	Net Amount of Liabilities
	of Recognized	Offset in the	Presented in the
	Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2012
Put premiums payable-affiliate	$(4,900)	$4,900	$—
Long-term put premiums payable-affiliate	(17,000)	17,000	—

Total	$(21,900)	$21,900	$—

As of December 31, 2011
Put premiums payable-affiliate	$—	$—	$—
Long-term put premiums payable-affiliate	—	—	—

Total	$—	$—	$—

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

Accumulated Other Comprehensive Loss

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $9,400 as of September 30, 2012. Included in other comprehensive loss are unrealized gains of $82,500 and $28,900 net of the MGP interest that were recognized into income as a result of oil and gas property impairments during the year ended December 31, 2011 and prior periods, respectively. In 2011, the MGP’s portion of the unrealized gains, $82,400, was written-off as part of the terms of the acquisition of the Transferred Business as a non-cash distribution to the MGP. During the current year, $19,500 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $9,400 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $3,300 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining $6,100 in later periods.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2012 and 2011.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 6—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:

•

Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2012 were $25,000 and $73,800, respectively. Administrative costs incurred for the three and nine months ended September 30, 2011 were $26,100 and $77,200, respectively.

•

Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations, are payable at $313 per well per month for the operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2012 were $103,600 and $305,100, respectively. Well supervision fees incurred for the three and nine months ended September 30, 2011 were $108,000 and $319,200, respectively.

•

Transportation fees, which are included in production expenses in the Partnership's statements of operations, incurred for the three and nine months ended September 30, 2012 and 2011 were $42,700 and $103,100, respectively. Transportation fees incurred for the three and nine months ended September 30, 2011 were $44,100 and $128,800.

•

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership's balance sheets includes the net production revenues due from the MGP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2012, our MGP had not withheld any funds for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2012 and 2011, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

General

Atlas America Series 25-2004 (A) L.P. (“we”, “us” or the “Partnership”) is a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Production revenues (in thousands):
Gas	$313	$339	$732	$1,002
Oil	65	64	141	108
Liquid	1	—	8	—

Total	$379	$403	$881	$1,110

Production volumes:
Gas (mcf/day) (1)	1,096	727	930	698
Oil (bbls/day) (1)	8	8	5	5
Liquid (bbl/day) (1)	1	—	1	—

Total (mcfe/day) (1)	1,150	775	966	728

Average sales prices: (2)
Gas (per mcf) (1) (3)	$3.41	$5.46	$3.26	$5.67
Oil (per bbl) (1) (4)	$89.14	$87.93	$95.61	$88.87
Liquid per (bbl/day) (1)	$19.63	$—	$33.28	$—

Production costs:
As a percent of revenues	61%	53%	70%	55%
Per mcfe	$2.20	$3.02	$2.34	$3.07

Depletion per mcfe	$1.07	$3.23	$1.08	$3.23

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)	Average gas prices are calculated by including in total revenue derivative gains previously recognized into loss in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $30,600 and $26,400 for the three months ended September 30, 2012 and 2011, respectively. Previously recognized derivative gains were $99,700 and $78,800 for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Average oil prices are calculated by including in total revenue derivative gains previously recognized into loss in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $500 for the three months ended September 30, 2011. Previously recognized derivative gains were $1,800 for the nine months ended September 30, 2011. The derivative gains are included in other comprehensive loss and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $313,000 and $339,100 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $26,100 (8%). The $26,100 decrease in natural gas revenues for the three months ended September 30, 2012 as compared to the prior year similar period was attributable to a $172,000 increase in production volumes, offset by a $198,100 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes increased to 1,096 mcf per day for the three months ended September 30, 2012 from 727 mcf per day for the three months ended September 30, 2011, an increase of 369 mcf per day (51%). Production increased due to an increase in available pipeline capacity.

Our natural gas revenues were $732,500 and $1,002,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $269,500 (27%). The $269,500 decrease in natural gas revenues for the nine months ended September 30, 2012 as compared to the prior year similar period was attributable to a $338,900 increase in production volumes offset by a $608,400 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes increased to 930 mcf per day for the nine months ended September 30, 2012 from 698 mcf per day for the nine months ended September 30, 2011, an increase of 232 mcf per day (33%). Production increased due to an increase in available pipeline capacity.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $65,300 and $64,400 for the three months ended September 30, 2012 and 2011, respectively, an increase of $900 (1%). The $900 increase in oil revenues for the three months ended September 30, 2012 as compared to the prior year similar period was attributable to a $400 decrease in production volumes offset by a $1,300 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 7.97 bbls per day for the three months ended September 30, 2012 from 8.02 bbls per day for the three months ended September 30, 2011, a decrease of .05 bbl per day (.6%).

Our oil revenues were $141,100 and $108,500 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $32,600 (30%). The $32,600 increase in oil revenues for the nine months ended September 30, 2012 as compared to the prior year similar period was attributable to a $20,600 increase in production volumes along with a $12,000 increase in oil prices after the effect of financial hedges. Our production volumes increased to 5.39 bbls per day for the nine months ended September 30, 2012 from 4.54 bbls per day for the nine months ended September 30, 2011, an increase of .85 bbl per day (19%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $1,200 and $7,900 for the three and nine months ended September 30, 2012.

Costs and Expenses. Production expenses were $232,700 and $215,800 for the three months ended September 30, 2012 and 2011, respectively, an increase of $16,900 (8%). Production expenses were $619,900 and $608,600 for the nine months ended September 30, 2012 and 2011 respectively, an increase of $11,300 (2%). These increases were primarily attributable to an increase in variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 30% and 57% for the three months ended September 30, 2012 and 2011, respectively, and 32% and 58% for the nine months ended September 30, 2012 and 2011, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $41,300 and $41,200, respectively, an increase of $100 (.2%). For the nine months ended September 30, 2012 and 2011, these expenses were $120,700 and $117,400, respectively, an increase of $3,300 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to timing and billing of the costs and services provided to us.

Liquidity and Capital Resources

Cash provided by operating activities decreased $244,000 in the nine months ended September 30, 2012 to $252,600 as compared to $496,600 for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in net earnings before depletion, net non-cash loss on hedge instruments and accretion of $224,700. In addition, the change in accounts receivable-affiliate decreased operating cash flows by $21,400 and the change in accrued liabilities increased cash flows by $2,100 in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Cash used in financing activities decreased $208,300 during the nine months ended September 30, 2012 to $314,100 from $522,400 for the nine months ended September 30, 2011. This decrease was due a decrease in cash distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas America Series 25-2004 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 9, 2012	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2012	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer