Form 10-Q
period 2013-09-30
ATLAS AMERICA SERIES 25-2004 (A) L.P.
filed 2013-11-12
CIK 1283810

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-51272

ATLAS AMERICA SERIES 25-2004 (A) L.P.

(Name of small business issuer in its charter)

Delaware	55-0856393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place Corporate Center One 1000 Commerce Drive, 4th Floor Pittsburgh, PA	15275
(Address of principal executive offices)	(zip code)

(412)-489-0006

Issuer’s telephone number, including area code:

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

ATLAS AMERICA SERIES 25-2004 (A) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$62,800	$65,800
Accounts receivable trade-affiliate	229,000	260,700
Accounts receivable monetized gains-affiliate	19,600	63,400
Current portion of derivative assets	2,300	3,000
Total current assets	313,700	392,900

Oil and gas properties, net	2,629,200	2,919,900
Long-term derivative assets	8,200	12,100
	$2,951,100	$3,324,900
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,400	$900
Total current liabilities	13,400	900

Asset retirement obligation	2,187,600	2,101,900
Long-term put premiums payable-affiliate	9,700	3,100

Commitments and contingencies	—	—

Partners’ capital:
Managing general partner’s interest	726,400	838,500
Limited partners’ interest (1,106.76 units)	22,100	388,400
Accumulated other comprehensive loss	(8,100)	(7,900)
Total partners’ capital	740,400	1,219,000
	$2,951,100	$3,324,900

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Natural gas, oil and liquids	$293,600	$379,500	$827,200	$881,500
Total revenues	293,600	379,500	827,200	881,500

COSTS AND EXPENSES
Production	190,100	232,700	550,100	619,900
Depletion	104,500	112,600	290,700	286,100
Accretion of asset retirement obligation	28,500	26,300	85,700	79,000
General and administrative	40,300	41,300	116,800	120,700
Total costs and expenses	363,400	412,900	1,043,300	1,105,700
Net loss	$(69,800)	$(33,400)	$(216,100)	$(224,200)

Allocation of net (loss) income:
Managing general partner	$(19,100)	$3,100	$(59,400)	$(40,700)
Limited partners	$(50,700)	$(36,500)	$(156,700)	$(183,500)
Net loss per limited partnership unit	$(46)	$(33)	$(142)	$(166)

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(69,800)	$(33,400)	$(216,100)	$(224,200)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts	17,600	(7,600)	7,800	(9,400)
Difference in estimated hedge (losses) gains receivable	(10,900)	16,600	6,700	62,700
Reclassification adjustment for gains realized in net loss from cash flow hedges	(4,700)	(16,600)	(14,700)	(62,700)
Total other comprehensive income (loss)	2,000	(7,600)	(200)	(9,400)
Comprehensive loss	$(67,800)	$(41,000)	$(216,300)	$(233,600)

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2013

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$838,500	$388,400	$(7,900)	$1,219,000

Participation in revenues and expenses:
Net production revenues	97,600	179,500	—	277,100
Depletion	(86,100)	(204,600)	—	(290,700)
Accretion of asset retirement obligation	(30,000)	(55,700)	—	(85,700)
General and administrative	(40,900)	(75,900)	—	(116,800)
Net loss	(59,400)	(156,700)	—	(216,100)

Other comprehensive loss	—	—	(200)	(200)

Distributions to partners	(52,700)	(209,600)	—	(262,300)

Balance at September 30, 2013	$726,400	$22,100	$(8,100)	$740,400

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(216,100)	$(224,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	290,700	286,100
Non-cash loss on derivative value	54,800	99,300
Accretion of asset retirement obligation	85,700	79,000
Decrease in accounts receivable-affiliate	31,700	9,600
Increase in accrued liabilities	12,500	2,800
Net cash provided by operating activities	259,300	252,600

Cash flows from financing activities
Distributions to partners	(262,300)	(314,100)
Net cash used in financing activities	(262,300)	(314,100)

Net decrease in cash and cash equivalents	(3,000)	(61,500)
Cash and cash equivalents at beginning of period	65,800	61,500
Cash and cash equivalents at end of period	$62,800	$—

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying condensed financial statements, which are unaudited, except that the condensed balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $290,700 and $286,100 for the nine months ended September 30, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	September 30, 2013	December 31, 2012
Proved properties:
Leasehold interest	$716,500	$716,500
Wells and related equipment	35,113,000	35,113,000
Total natural gas and oil properties	35,829,500	35,829,500
Accumulated depletion and impairment	(33,200,300)	(32,909,600)
Oil and gas properties, net	$2,629,200	$2,919,900

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three and nine months ended September 30, 2013 and 2012 nor during the year ended December 31, 2012.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at September 30, 2013 and December 31, 2012 of $155,400 and $218,100, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

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

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“Update 2013-10”). Currently, Topic 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. In addition, only the interest rates on direct Treasury obligations of the U.S. Government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. Update 2013-10 amends Topic 815 to include the Overnight Index Swap Rate (“OIS”), also referred to as the Fed Funds Effective Swap Rate, as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. Update 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership adopted the requirements of Update 2013-10 upon its effective date of July 17, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership adopted the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership will apply the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3—ASSET RETIREMENT OBLIGATION

The Partnership recognized an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considered the estimated salvage value in the depletion calculation. The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates, remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the Partnership’s gas and oil properties, the Partnership determined that there were no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset retirement obligation at beginning of period	$2,159,100	$2,120,400	$2,101,900	$2,067,700
Accretion expense	28,500	26,300	85,700	79,000
Asset retirement obligation at end of period	$2,187,600	$2,146,700	$2,187,600	$2,146,700

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheet of $10,500 and $15,100 at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Put Options—Limited Partners

Production Period Ending December 31,	Volumes (MMBtu) (1)	Average Fixed Price (per MMBtu) (1)	Fair Value Asset (2)
2013	2,900	$3.45	$100
2014	9,800	3.80	2,900
2015	7,800	4.00	3,300
2016	7,800	4.15	4,200
			$10,500

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for effective derivative instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains from cash flow hedges reclassified from accumulated other comprehensive income (loss) into natural gas, oil and liquids revenues	$4,700	$16,600	$14,700	$62,700

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At September 30, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $25,200 and $69,000 related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $3,000 and $13,800 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $5,600 and $5,600  and long-term payables to affiliate of $12,700 and $16,900, respectively. Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s balances on the Partnership’s balance sheets for the periods indicated:

Offsetting Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
As of September 30, 2013
Accounts receivable monetized gains-affiliate	$25,200	$(5,600)	$19,600
Long-term receivable monetized gains-affiliate	3,000	(3,000)	—
Total	$28,200	$(8,600)	$19,600

As of December 31, 2012
Accounts receivable monetized gains-affiliate	$69,000	$(5,600)	$63,400
Long-term receivable monetized gains-affiliate	13,800	(13,800)	—
Total	$82,800	$(19,400)	$63,400

Offsetting Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
As of September 30, 2013
Put premiums payable-affiliate	$(5,600)	$5,600	$—
Long-term put premiums payable-affiliate	(12,700)	3,000	(9,700)
Total	$(18,300)	$8,600	$(9,700)

As of December 31, 2012
Put premiums payable-affiliate	$(5,600)	$5,600	$—
Long-term put premiums payable-affiliate	(16,900)	13,800	(3,100)
Total	$(22,500)	$19,400	$(3,100)

Accumulated Other Comprehensive Income

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $8,100 as of September 30, 2013. Included in accumulated other comprehensive income are unrealized gains of $28,500, net of the MGP, interest that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $1,800 of net losses were recorded by the Partnership and allocated only to the limited partners. Of the remaining $8,100 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $3,300 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining losses of $4,800 in later periods.

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

Level 1-Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2-Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3-Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short term maturities of such financial instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Derivative assets, gross
Commodity puts	$—	$10,500	$—	$10,500
Derivative liabilities, gross
Commodity puts	—	—	—	—
Total derivative, fair value, net	$—	$10,500	$—	$10,500

As of December 31, 2012
Derivative assets, gross
Commodity puts	$—	$15,100	$—	$15,100
Derivative liabilities, gross
Commodity puts	—	—	—	—
Total derivative, fair value, net	$—	$15,100	$—	$15,100

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2013 and 2012.

NOTE 6—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations, are payable at $313 per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price.

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative	$22,500	$25,000	$67,600	$73,800
Supervision	92,900	103,600	279,100	305,100
Transportation	33,700	42,700	100,400	103,100
Total	$149,100	$171,300	$447,100	$482,000

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

NOTE 7—COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2013, our MGP had not withheld any funds for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Gas	$257	$313	$747	$732
Oil	34	65	74	141
Liquids	3	1	6	8
Total	$294	$379	$827	$881

Production volumes:
Gas (mcf/day) (1)	736	1,096	705	930
Oil (bbls/day) (1)	4	8	3	5
Liquids (bbl/day) (1)	1	1	1	1
Total (mcfe/day) (1)	766	1,150	729	966

Average sales prices (2)
Gas (per mcf) (1) (3)	$4.03	$3.41	$4.17	$3.26
Oil (per bbl) (1)	$96.48	$89.14	$93.23	$95.61
Liquids (per bbl) (1)	$52.01	$19.63	$56.26	$33.28

Production costs:
As a percent of revenues	65%	61%	66%	70%
Per mcfe (1)	$2.71	$2.20	$2.78	$2.34

Depletion per mcfe	$1.49	$1.07	$1.47	$1.08

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcf to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $15,900 and $30,600 for the three months ended September 30, 2013 and 2012, respectively. Previously recognized derivative gains were $54,900 and $99,700 for the nine months ended September 30, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $256,700 and $313,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $56,300 (18%). The $56,300 decrease in natural gas revenues for the three months ended September 30, 2013 as compared to the prior year similar period was attributable to a $103,000 decrease in production volumes, partially offset by a $46,700 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes decreased to 736 mcf per day for the three months ended September 30, 2013 from 1,096 mcf per day for the three months ended September 30, 2012, a decrease of 360 mcf per day (33%). The overall decrease in natural gas production volumes for the three months ended September 30, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $747,000 and $732,500 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $14,500 (2%). The $14,500 increase in natural gas revenues for the nine months ended September 30, 2013 as compared to the prior year similar period was attributable to a $193,900 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $179,400 decrease in production volumes. Our production volumes decreased to 705 mcf per day for the nine months ended September 30, 2013 from 930 mcf per day for the nine months ended September 30, 2012, a decrease of 225 mcf per day (24%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $34,300 and $65,300 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $31,000 (47%). The $31,000 decrease in oil revenues for the three months ended September 30, 2013 as compared to the prior year similar period was attributable to a $33,700 decrease in production volumes, partially offset by a $2,700 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 4 bbls per day for the three months ended September 30, 2013 from 8 bbls per day for the three months ended September 30, 2012, a decrease of 4 bbls per day (50%).

Our oil revenues were $73,600 and $141,100 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $67,500 (48%). The $67,500 decrease in oil revenues for the nine months ended September 30, 2013 as compared to the prior year similar period was attributable to a $65,600 decrease in production volumes and a $1,900 decrease in oil prices after the effect of financial hedges. Our production volumes decreased to 3 bbls per day for the nine months ended September 30, 2013 from 5 bbls per day for the nine months ended September 30, 2012, a decrease of 2 bbls per day (40%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $2,600 and $1,200 for the three months ended September 30, 2013 and 2012, respectively, an increase of $1,400 (117%). The $1,400 increase in liquid revenues for the three months ended September 30, 2013 as compared to the prior year similar period was attributed to a $1,600 increase in natural gas liquid prices, partially offset by a $200 decrease in production volumes. Our production volumes decreased to .55 bbls per day for the three months ended September 30, 2013 from .66 bbls per day for the three months ended September 30, 2012 a decrease of .11 bbls per day (17%).

Our natural gas liquids revenues were $6,600 and $7,900 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $1,300 (16%). The $1,300 decrease in natural gas liquids revenues for the nine months ended September 30, 2013 as compared to the prior year similar period was attributable to a $4,000 decrease in production volumes, partially offset by a $2,700 increase in natural gas liquid prices. Our production volumes decreased to .43 bbls per day for the nine months ended September 30, 2013 from .86 bbls per day for the nine months ended September 30, 2012 a decrease of .43 bbls per day (50%).

Costs and Expenses. Production expenses were $190,100 and $232,700 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $42,600 (18%). Production expenses were $550,100 and $619,900 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $69,800 (11%). The decreases for the three and nine months ended September 30, 2013 were mostly due to a decrease in repairs and maintenance.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 36% and 30% for the three months ended September 30, 2013 and 2012, respectively, and 35% and 32% for the nine months ended September 30, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $40,300 and $41,300, respectively, a decrease of $1,000 (2%). For the nine months ended September 30, 2013 and 2012 these expenses were $116,800 and $120,700, respectively, a decrease of $3,900 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three and nine months ended September 30, 2013 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $6,700 in the nine months ended September 30, 2013 to $259,300 as compared to $252,600 for the nine months ended September 30, 2012. This increase was due to an increase in the change in accounts receivable trade- affiliate of $22,100 and the change in accrued liabilities of $9,700. In addition, net income before depletion and accretion increased $19,400 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was partially offset by a decrease in the non-cash loss on hedge instruments of $44,500 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cash used in financing activities decreased $51,800 during the nine months ended September 30, 2013 to $262,300 from $314,100 for the nine months ended September 30, 2012. This decrease was due to a decrease in cash distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the U.S. GAAP. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #25-2004 L.P. (A) (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed on April 29, 2005 in the Form S-1 Registration Statement dated April 29, 2005, File No. 000-51272

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25-2004 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 12, 2013	By:	/S/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 2013	By:	/S/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer